Form 10-Q
period 2001-06-30
VENTURE SERVICE CO; VENTURE MOLD & ENGINEERING CORP; VENTURE LEASING CO; VENTURE HOLDINGS CORP; VENTURE EUROPE INC; EXPERIENCE MANAGEMENT LLC; VEMCO LEASING INC; VEMCO INC /MI/; VENTURE INDUSTRIES CORP; VENTURE HOLDINGS CO LLC
filed 2001-08-14
CIK 916112, 916106, 916107, 916109, 1089451, 1089452, 916108, 916104, 916105, 1088341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2001

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                    ----------    ---------

                        Commission File Number: 333-82617
                                                ---------

                          VENTURE HOLDINGS COMPANY LLC
Michigan                                                              38-3470015
                                   VEMCO, INC.
Michigan                                                              38-2737797
                         VENTURE INDUSTRIES CORPORATION
Michigan                                                              38-2034680
                     VENTURE MOLD & ENGINEERING CORPORATION
Michigan                                                              38-2556799
                             VENTURE LEASING COMPANY
Michigan                                                              38-2777356
                               VEMCO LEASING, INC.
Michigan                                                              38-2777324
                          VENTURE HOLDINGS CORPORATION
Michigan                                                              38-2793543
                             VENTURE SERVICE COMPANY
Michigan                                                              38-3024165
                           EXPERIENCE MANAGEMENT, LLC
Michigan                                                              38-3382308
                              VENTURE EUROPE, INC.
Michigan                                                              38-3464213
                             VENTURE EU CORPORATION
Michigan                                                              38-3470019

(State or other           (Exact name of registrant as
jurisdiction of             specified in its charter)           (I.R.S. Employer
incorporation or                                                  Identification
organization)                                                     Number)

                               ------------------
                              33662 James J. Pompo
                             Fraser, Michigan 48026
    (Address, including zip code of registrants' principal executive offices)

               Registrants' telephone number, including area code:
                                 (810) 294-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  .    No     .
    -----       -----


                                TABLE OF CONTENTS



PART I.        FINANCIAL INFORMATION (UNAUDITED)                          PAGE #
               ---------------------------------                          ------

     Item 1.   Financial Statements

               Consolidated Balance Sheets as of June 30, 2001 and
               December 31, 2000                                              1

               Consolidated  Statements of Income and Comprehensive Income
               for the Three Months and Six Months Ended June 30, 2001
               and 2000                                                       2

               Consolidated  Statements of Changes in Member's Equity
               for the Three Months and Six Months Ended June 30, 2001
               and 2000                                                       3

               Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 2001 and 2000                                   4

               Notes to Consolidated Financial Statements                     5

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      21

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk     25


PART II.       OTHER INFORMATION
               -----------------

     Item 1.   Legal Proceedings                                              25

     Item 6.   Exhibits and Reports on Form 8-K                               26

     Signature                                                                26

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                                      June 30,
                                                                        2001                  December 31,
ASSETS                                                               (Unaudited)                 2000
------                                                               -----------              -----------
CURRENT ASSETS:
        Cash and cash equivalents                                    $        --              $       941
        Accounts receivable, net, includes related party
           receivables of $49,277 and $54,478 at June 30, 2001 and
           December 31, 2000, respectively (Note 5)                      277,447                  293,072
        Inventories (Note 2)                                             168,516                  206,622
        Investments                                                        1,344                      489
        Prepaid and other current assets                                  40,512                   46,299
                                                                     -----------              -----------
                 Total current assets                                    487,819                  547,423

Property, Plant and Equipment, Net                                       525,395                  553,038

Intangible Assets, Net                                                   120,205                  127,445

Other Assets, includes related party receivable of $33,560 at
     June 30, 2001 and December 31, 2000 (Note 5)                        138,218                  147,257

Deferred Tax Assets                                                       62,721                   51,140
                                                                     -----------              -----------

Total Assets                                                         $ 1,334,358              $ 1,426,303
                                                                     ===========              ===========

LIABILITIES AND MEMBER'S EQUITY
-------------------------------
CURRENT LIABILITIES:
        Accounts payable                                             $   239,560              $   257,947
        Accrued interest                                                  12,962                   15,482
        Accrued expenses                                                  94,913                  120,128
        Current portion of long term debt (Note 3)                        27,787                   24,405
                                                                     -----------              -----------
                 Total current liabilities                               375,222                  417,962

Pension Liabilities & Other                                               36,022                   50,759

Deferred Tax Liabilities                                                  36,862                   37,967

Long Term Debt (Note 3)                                                  834,674                  852,578
                                                                     -----------              -----------

        Total liabilities                                              1,282,780                1,359,266

Commitments and Contingencies                                                 --                       --

Member's Equity:
        Member's equity                                                   58,216                   72,422
        Accumulated other comprehensive loss - cumulative
          Translation adjustments                                         (6,638)                  (5,385)
                                                                     -----------              -----------

Member's Equity                                                           51,578                   67,037
                                                                     -----------              -----------

Total Liabilities and Member's Equity                                $ 1,334,358              $ 1,426,303
                                                                     ===========              ===========

See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                      Three Months Ended                      Six Months Ended
                                                           June 30,                               June 30,
                                                           --------                               --------
                                                      2001          2000                    2001             2000
                                                      ----          ----                    ----             ----
NET SALES                                          $ 480,884          $ 483,200          $ 966,938        $ 963,706

COST OF PRODUCT SOLD                                 419,274            421,249            838,699          831,997
                                                   ---------          ---------          ---------        ---------

GROSS PROFIT                                          61,610             61,951            128,239          131,709

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSE                              32,576             33,360             60,818           73,664

PAYMENTS TO BENEFICIARY IN
  LIEU OF DISTRIBUTIONS                                1,400                600              1,400            1,165
                                                   ---------          ---------          ---------        ---------

INCOME FROM OPERATIONS                                27,634             27,991             66,021           56,880

INTEREST EXPENSE                                      24,067             24,754             50,824           50,415

OTHER EXPENSE (INCOME) (Note 4)                       11,833             (1,749)            32,881           (1,964)
                                                   ---------          ---------          ---------        ---------

(LOSS) INCOME BEFORE TAXES                            (8,266)             4,986            (17,684)           8,429

TAX PROVISION (BENEFIT)                                  446                586             (4,228)          (1,815)

MINORITY INTEREST                                        219                210                568              480
                                                   ---------          ---------          ---------        ---------

NET (LOSS) INCOME BEFORE
CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE                               (8,931)             4,190            (14,024)           9,764

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                    --                 --               (182)              --
                                                   ---------          ---------          ---------        ---------

NET (LOSS) INCOME                                     (8,931)             4,190            (14,206)           9,764

OTHER COMPREHENSIVE INCOME  (LOSS) --
  Cumulative translation adjustments                     443                504             (1,253)          (5,674)
                                                   ---------          ---------          ---------        ---------

COMPREHENSIVE (LOSS) INCOME                        $  (8,488)         $   4,694          $ (15,459)       $   4,090
                                                   =========          =========          =========        =========

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (Unaudited)
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                  Three Months Ended                 Six Months Ended
                                                       June 30,                          June 30,
                                                       --------                          --------
                                                 2001            2000              2001            2000
                                                 ----            ----              ----             ----
MEMBER'S EQUITY, BEGINNING
 OF PERIOD                                     $ 60,066        $ 60,299          $ 67,037         $ 60,903

COMPREHENSIVE (LOSS) INCOME:

     NET (LOSS) INCOME                           (8,931)          4,190           (14,206)           9,764

     OTHER COMPREHENSIVE INCOME (LOSS)              443             504            (1,253)          (5,674)
                                               --------        --------          --------         --------

COMPREHENSIVE (LOSS) INCOME                      (8,488)          4,694           (15,459)           4,090
                                               --------        --------          --------         --------

MEMBER'S EQUITY, END OF PERIOD                 $ 51,578        $ 64,993          $ 51,578         $ 64,993
                                               ========        ========          ========         ========

See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                    2001             2000
                                                                                    ----             ----
       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net (loss) income                                                    $(14,206)        $  9,764
            Adjustments to reconcile net income to net cash provided by
              Operating activities:
                 Depreciation and amortization                                     45,991           47,012
                 Unrealized loss on currency exchange                              33,163           46,742
                 Unrealized gain on investments                                      (378)          (3,511)
                 Loss from the disposal of fixed assets                               591               22
                 Change in accounts receivable                                     15,625          (40,855)
                 Change in inventories                                             38,105           (6,145)
                 Change in prepaid and other current assets                         5,788           (3,036)
                 Change in other assets                                             5,167           20,736
                 Change in accounts payable                                       (18,386)          13,594
                 Change in accrued expenses                                       (27,731)          11,093
                 Change in other liabilities                                      (14,738)          (2,850)
                 Change in deferred taxes                                         (12,688)          (9,553)
                                                                                 --------         --------
                 Net cash provided by operating activities                         56,303           83,013

       CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                                                  (41,014)         (41,439)
            Proceeds from sale of fixed assets                                        139              172
                                                                                 --------         --------
            Net cash used in investing activities                                 (40,875)         (41,267)

       CASH FLOWS FROM FINANCING ACTIVITIES:
            Net (repayments) borrowings under revolving credit agreement           (6,316)          37,000
            Principal payments on debt                                             (8,207)         (71,970)
                                                                                 --------         --------
                 Net cash used in financing activities                            (14,523)         (34,970)

                 Effect of exchange rate changes on cash and cash equivalents      (1,846)          (9,021)

                 NET DECREASE IN CASH                                                (941)          (2,245)

       CASH AT BEGINNING OF PERIOD                                                    941            7,392
                                                                                 --------         --------
       CASH AT END OF PERIOD                                                     $     --         $  5,147
                                                                                 ========         ========

       SUPPLEMENTAL CASH FLOW INFORMATION
            Cash paid during the period for interest                             $ 49,627         $ 49,215
                                                                                 ========         ========
            Cash paid during the period for taxes                                $  2,558         $  3,035
                                                                                 ========         ========

See notes to consolidated financial statements.

VENTURE HOLDINGS COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

1.     FINANCIAL STATEMENT PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The consolidated financial statements include the accounts of Venture Holdings Company LLC (hereinafter referred to as "Venture") and all of Venture's domestic and foreign subsidiaries that are wholly-owned or majority-owned (collectively referred to as the "Company"). The Company's investment in a less than majority-owned business is accounted for under the equity method. In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain reclassifications have been made to the 2000 financial statements in order to conform to the 2001 presentation.



2.     INVENTORIES

       Inventories included the following (in thousands):


                                                                  June 30,      December 31,
                                                                    2001           2000
                                                                    ----           ----
       Raw materials                                            $    48,701     $    49,672
       Work-in-process - manufactured parts                          13,620          15,721
       Work-in-process - tools and molds                             87,566         119,537
       Finished goods                                                18,629          21,692
                                                                -----------     -----------
       Total                                                    $   168,516     $   206,622
                                                                ===========     ===========

3.     DEBT

       Debt consisted of the following (in thousands):


                                                                     June 30,           December 31,
                                                                       2001                 2000
                                                                       ----                 ----
       Credit agreement
         Term loan A, with interest of 6.50%, Due 2004               $ 59,400             $ 66,150
         Term loan B, with interest of 7.25%, Due 2005                196,000              197,000
         Revolving credit outstanding, with interest of
           6.50%, Due 2004                                            110,204              117,947
       Bank debt payable with interest from 0.0% to 9.04%,
           Due 2004                                                    13,959                7,138
       Senior notes payable, Due 2005
           With interest at 9.5%                                      205,000              205,000
       Senior notes payable, Due 2007
           With interest at 11.0%                                     125,000              125,000
       Senior subordinated notes payable, Due 2009
           With interest at 12.0%                                     125,000              125,000
       Capital leases with interest from 3.95%
           to 11.25%                                                   27,353               32,941
       Installment notes payable with
           Interest from 3.00% to 7.41%                                   545                  807
                                                                     --------             --------
               Total                                                 $862,461             $876,983
       Less current portion of debt                                    27,787               24,405
                                                                     --------             --------
       Total                                                         $834,674             $852,578
                                                                     ========             ========

       The revolving credit facility permits the Company to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $175 million less the amount of any letters of credit issued against the credit agreement. Pursuant to the borrowing base formula as of June 30, 2001, the Company could have borrowed an additional $61 million under the revolving credit facility

       The Company's credit agreement, and documents governing the Company's
       9 1/2% unsecured senior notes due 2005 (the "1997 Senior Notes"), 11% unsecured senior notes (the "1999 Senior Notes") and 12% unsecured senior subordinated notes (the "1999 Senior Subordinated Notes" and together with the 1999 Senior Notes, the "1999 Notes"), contain restrictive covenants relating to cash flow, fixed charges, debt, member's equity, distributions, leases, and liens on assets. The Company's debt obligations also contain various restrictive covenants that require the Company to maintain stipulated financial ratios, including a minimum consolidated net worth (adjusted yearly), fixed charge coverage ratio, interest coverage ratio and total indebtedness ratio. As of June 30, 2001, the Company was in compliance with all debt covenants.


4.     DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

       Venture is party to foreign exchange and interest rate contracts entered into in connection with the management of the Company's exposure to fluctuations in foreign exchange rates and interest rates. The primary classes of derivatives used by Venture are foreign exchange forward contracts and interest rate swaps. Those instruments involve, to varying degrees, market risk, as the instruments are subject to rate and price fluctuations. Derivative transactions are used to hedge underlying business exposures. Market risk in these instruments is offset by opposite movements in the underlying exposure. Cash receipts or payments on these contracts normally occur at maturity, or for interest rate swap agreements, at periodic contractually defined intervals. Gains and losses from interest rate swaps and options that are designated, and are effective, as hedges of underlying debt obligations are used to adjust interest expense recognized over the lives of the underlying debt agreements. Gains and losses from terminated hedge contracts are deferred and amortized over the remaining period of the original swap or the remaining term of the underlying exposure, whichever is shorter. Derivative instruments that do not qualify for hedge accounting treatment are marked to market and the related gains and losses are included in net income.

       Foreign Exchange Forward Contracts
       ----------------------------------
       In March 2000, the Company terminated its cross-currency swap agreements and realized a cash gain of $42.0 million. As a result of the termination of the cross-currency swap agreements, the net impact on earnings for the six months ended June 30, 2000 was an increase in other income of $14.9 million, which was comprised of a realized gain of $42.0 million, offset by an unrealized loss of $27.1 million.

       The cross-currency swap agreements were replaced with a twelve-month foreign exchange collar. In relation to the foreign exchange collar, an unrealized gain of $1.6 million and $3.8 million was recorded in other income for the three and six months ended June 30, 2000, respectively.

       The interest rate swap agreement within one of the Company's cross currency swap agreements, which was accounted for using settlement accounting, resulted in interest expense of $0.3 million and $0.5 million for the three and six months ended June 30, 2000, respectively. The other interest rate swap agreements, which did not meet all the criteria for settlement accounting, within the original cross currency swap agreements resulted in unrealized gains for the three and six months ended June 30, 2000 of $4.0 million and $3.5 million, respectively.

       During July 2000, the Company paid $14.9 million to terminate the interest portion of the cross currency swap agreements. This amount was capitalized and is being amortized over the original terms of the cross currency swap agreements. The impact of the amortization resulted in $1.3 million and $2.6 million of additional interest expense for the three and six months ended June 30, 2001. There was no similar amortization expense for the three and six months ended June 30, 2000.

       Interest Rate Swaps
       -------------------
       At June 30, 2001 and 2000, the notional amount of interest rate contracts with off-balance-sheet risk was $30.0 million and $55.0 million, respectively. The impact of these interest rate swap agreements resulted in $0.1 million of additional interest expense for the three and six months ended June 30, 2001, and $0.1 million and $0.2 million of additional interest expense for the three and six months ended June 30, 2000, respectively. The Company recorded a $0.1 million unrealized gain on these agreements for the three months ended June 30, 2001. As a result, the Company recorded a $0.2 million unrealized loss on these agreements for the six months ended June 30, 2001, of which $0.2 million was recorded as a cumulative change in accounting principle as a result of the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Company also recorded a $4.0 million and $3.5 million unrealized gain on these agreements for the three and six months ended June 30, 2000, respectively.


5.     RELATED PARTY TRANSACTIONS

       Venture Holdings Trust (the "Trust") is the sole member of Venture. The Company has entered into various transactions with entities that the sole beneficiary of the Trust owns or controls. These transactions include leases of real estate, usage of machinery, equipment and facilities, purchases and sales of inventory, performance of manufacturing related services, administrative services, insurance activities, and payment and receipt of sales commissions. In addition, employees of the Company are made available to certain of these entities for services such as design, model and tool building. Since the Company operates for the benefit of the sole beneficiary of the Trust, the terms of these transactions are not the result of arms'-length bargaining; however, the Company believes that such transactions are on terms no less favorable to the Company than would be obtained if such transactions or arrangements were arms'-length transactions with non-affiliated persons.

       The Company provides or arranges for others to provide certain related parties with various administrative and professional services, including employee group insurance and benefit coverage, property and other insurance, financial and cash management and administrative services such as data processing. The related parties are charged fees and premiums for these services. Administrative services were allocated to the entity for which they were incurred and certain entities were charged a management fee. In connection with the above cash management services, the Company pays the administrative and operating expenses on behalf of certain related parties and charges them for the amounts paid which results in receivables from these related parties.


       The result of these related party transactions was a net receivable, which was included in accounts receivable as follows:


                                                   June 30,                  December 31,
                                                     2001                       2000
                                                     ----                       ----
       Amounts receivable                          $111,217                   $113,557
       Amounts payable                               28,380                     25,519
                                                   --------                   --------

       Net amounts receivable                      $ 82,837                   $ 88,038
                                                   ========                   ========

       Based on management's assessment and finalization of certain repayment agreements, $33.6 million at June 30, 2001 and December 31, 2000 was classified as other assets. These amounts are generally from entities wholly owned by the sole beneficiary of the Trust and management believes that the amounts are fully recoverable.

6.     SEGMENT REPORTING

       The Company is organized and managed based primarily on geographic markets served. Under this organizational structure, the Company's operating segments have been aggregated into two reportable segments:
       North America (excluding Mexico) and International. The following table presents net sales and other financial information by business segment for the six months ended June 30, 2001 (in thousands):


                                                       INCOME            NET             TOTAL
                                    NET SALES     FROM OPERATIONS   (LOSS) INCOME        ASSETS
                                    ---------     ---------------   -------------        ------
       NORTH AMERICA                $  272,377       $   18,018      $  (44,167)       $  989,869
       INTERNATIONAL                   696,370           48,003          29,961           344,489
       ELIMINATIONS                     (1,809)              --              --                --
                                    ----------       ----------      ----------        ----------

             TOTAL                     966,938           66,021         (14,206)        1,334,358
                                    ==========       ==========      ==========        ==========

       The following table presents net sales and other financial information by business segment for the six months ended June 30, 2000 (in thousands):


                                                        INCOME             NET            TOTAL
                                     NET SALES     FROM OPERATIONS    INCOME (LOSS)       ASSETS
                                     ---------     ---------------    -------------       ------
       NORTH AMERICA                 $  326,078       $   18,918       $    5,965       $1,003,159
       INTERNATIONAL                    641,092           37,962            3,799          410,077
       ELIMINATIONS                      (3,464)              --               --               --
                                     ----------       ----------       ----------       ----------

             TOTAL                      963,706           56,880            9,764        1,413,236
                                     ==========       ==========       ==========       ==========

7.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

       Venture, as the successor to Venture Holdings Trust, and certain of its 100%-owned, domestic subsidiaries are jointly and severally liable for the 1997 Senior Notes issued on July 9, 1997. On May 27, 1999, certain 100%-owned, domestic subsidiaries of Venture became guarantors of the 1997 Senior Notes. These guarantees are full and unconditional, joint and several. Venture issued the 1999 Notes on May 27, 1999 in connection with the acquisition of Peguform GmbH, as a result of which Venture acquired certain additional foreign subsidiaries. The 1999 Notes are guaranteed by each of Venture's 100%-owned, domestic subsidiaries. The guarantees of these 100%-owned, domestic subsidiaries are full and unconditional, joint and several.

       The principal elimination entries in the condensed consolidating financial information set forth below eliminate investments in subsidiaries and intercompany balances and transactions.

       1997 SENIOR NOTES:

       The following condensed consolidating financial information presents:

       (1) Condensed consolidating financial statements as of June 30, 2001 and December 31, 2000 and for the three and six month periods ended June 30, 2001 and June 30, 2000, of (a) Venture, as a co-issuer of the 1997 Senior Notes (b) the subsidiaries that are co-issuers of the 1997 Senior Notes, (c) the guarantor subsidiaries, (d) the nonguarantor subsidiaries and (e) the Company on a consolidated basis, and

       (2) Elimination entries necessary to consolidate Venture, the other issuers and the guarantor subsidiaries with the nonguarantor subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
--------------------------------------------------------------------------------
AS OF JUNE 30, 2001
(DOLLARS IN THOUSANDS)


                                                           OTHER     GUARANTOR     NONGUARANTOR                   CONSOLIDATED
                                            VENTURE       ISSUERS   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS        TOTAL
                                            -------       -------   ------------   ------------   ------------        -----
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents              $      --     $   (3,201)   $    (15)      $   3,216     $       --       $       --
   Accounts receivable, net                      --        137,869          67         139,511             --          277,447
   Inventories                                   --         67,798          --         100,718             --          168,516
   Investments                                 (230)            --          --           1,574             --            1,344
   Prepaid and other current assets              --          6,177         956          33,379             --           40,512
                                          ---------     ----------    --------       ---------     ----------       ----------

        Total current assets                   (230)       208,643       1,008         278,398             --          487,819


Property, Plant and Equipment, Net               --        191,301           8         334,086             --          525,395
Intangible Assets, Net                           --         51,885          --          68,320             --          120,205
Other Assets                                  9,835        108,823          --          19,560             --          138,218
Deferred Tax Assets                              --         11,059          --          51,662             --           62,721
Net Investment in and advances to (from)
 subsidiaries & affiliates                  899,950       (520,625)     70,882        (233,904)      (216,303)              --
                                          ---------     ----------    --------       ---------     ----------       ----------

Total Assets                              $ 909,555     $   51,086    $ 71,898       $ 518,122     $ (216,303)      $1,334,358
                                          =========     ==========    ========       =========     ==========       ==========

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable                       $      --     $   53,955    $    561       $ 185,044     $       --       $  239,560
   Accrued interest                          12,744             --          --             218             --           12,962
   Accrued expenses                              --          8,427       2,372          84,114             --           94,913
   Current portion of long term debt         19,369             --          --           8,418             --           27,787
                                          ---------     ----------    --------       ---------     ----------       ----------
        Total current liabilities            32,113         62,382       2,933         277,794             --          375,222

Pension Liabilities & Other                      --          4,072          --          31,950             --           36,022
Deferred Tax Liabilities                         --         11,701          --          25,161             --           36,862
Long Term Debt                              801,234          1,044          --          32,396             --          834,674
                                          ---------     ----------    --------       ---------     ----------       ----------
     Total liabilities                      833,347         79,199       2,933         367,301             --        1,282,780

Commitments and Contingencies                    --             --          --              --             --               --

Member's Equity:
   Member's equity                           76,208        (28,113)     68,965         157,459       (216,303)          58,216
   Accumulated other comprehensive loss-
     cumulative translation adjustments          --             --          --          (6,638)            --           (6,638)
                                          ---------     ----------    --------       ---------     ----------       ----------

Member's Equity                              76,208        (28,113)     68,965         150,821       (216,303)          51,578
                                          ---------     -----------   --------       ---------     ----------       ----------

Total Liabilities and Member's Equity     $ 909,555     $   51,086    $ 71,898       $ 518,122     $ (216,303)      $1,334,358
                                          =========     ==========    ========       =========     ==========       ==========

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2000
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                              OTHER         GUARANTOR   NONGUARANTOR                  CONSOLIDATED
                                              VENTURE        ISSUERS      SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS       TOTAL
                                            -----------    -----------    ------------  ------------  ------------    ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                $        --    $        --    $        --   $       941    $        --    $       941
   Accounts receivable, net                          --        146,309            117       146,646             --        293,072
   Inventories                                       --         68,466             --       138,156             --        206,622
   Investments                                     (609)            --             --         1,098             --            489
   Prepaid and other current assets                  --          5,661            319        40,319             --         46,299
                                            -----------    -----------    -----------   -----------    -----------    -----------
       Total current assets                        (609)       220,436            436       327,160             --        547,423
Property, Plant and Equipment, Net                   --        190,545             10       362,483             --        553,038
Intangible Assets, Net                               --         52,566             --        74,879             --        127,445
Other Assets                                     12,392        113,284             --        21,581             --        147,257
Deferred Tax Assets                                  --         11,864             --        39,276             --         51,140
Net Investment in and advances to (from)
 subsidiaries & affiliates                      912,207       (506,152)        43,849      (233,601)      (216,303)            --
                                            -----------    -----------    -----------   -----------    -----------    -----------

Total Assets                                $   923,990    $    82,543    $    44,295   $   591,778    $  (216,303)   $ 1,426,303
                                            ===========    ===========    ===========   ===========    ===========    ===========

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable                         $        --    $    67,860    $     1,209   $   188,878    $        --    $   257,947
   Accrued interest                              15,294             --             --           188             --         15,482
   Accrued expenses                                  --          8,508          1,949       109,671             --        120,128
   Current portion of long term debt             17,908             --             --         6,497             --         24,405
                                            -----------    -----------    -----------   -----------    -----------    -----------
       Total current liabilities                 33,202         76,368          3,158       305,234             --        417,962


Pension Liabilities & Other                          --          5,172             --        45,587             --         50,759
Deferred Tax Liabilities                             --         12,191             --        25,776             --         37,967
Long Term Debt                                  818,189          1,500             --        32,889             --        852,578
                                            -----------    -----------    -----------   -----------    -----------    -----------
     Total liabilities                          851,391         95,231          3,158       409,486             --      1,359,266

Commitments and Contingencies                        --             --             --            --             --             --

Member's Equity:
   Member's equity                               72,599        (12,688)        41,137       187,677       (216,303)        72,422
   Accumulated other comprehensive loss-
    Cumulative translation adjustments               --             --             --        (5,385)            --         (5,385)
                                            -----------    -----------    -----------   -----------    -----------    -----------


Member's Equity                                  72,599        (12,688)        41,137       182,292       (216,303)        67,037
                                            -----------    -----------    -----------   -----------    -----------    -----------

Total Liabilities and Member's Equity       $   923,990    $    82,543    $    44,295   $   591,778    $  (216,303)   $ 1,426,303
                                            ===========    ===========    ===========   ===========    ===========    ===========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2001
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                               OTHER     GUARANTOR     NONGUARANTOR                 CONSOLIDATED
                                                 VENTURE      ISSUERS   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS     TOTAL
                                                ---------    ---------  ------------   ------------   ------------   ---------
NET SALES                                       $      --    $ 213,083    $  65,669      $ 689,995    $  (1,809)     $ 966,938
COST OF PRODUCT SOLD                                   --      169,775       64,835        605,898       (1,809)       838,699
                                                ---------    ---------    ---------      ---------    ---------      ---------
     GROSS PROFIT                                      --       43,308          834         84,097           --        128,239

SELLING, GENERAL & ADMINISTRATIVE
  EXPENSE                                              --       24,119          680         36,019           --         60,818
PAYMENTS TO BENEFICIARY IN LIEU OF
   TAXES                                               --        1,400           --             --           --          1,400
                                                ---------    ---------    ---------      ---------    ---------      ---------
      INCOME FROM OPERATIONS                       17,789          154       48,078             --       66,021

INTEREST EXPENSE                                   46,703           22           --          4,099           --         50,824
INTERCOMPANY INTEREST ALLOCATION                  (44,147)      27,144      (13,533)        30,536           --             --
OTHER (INCOME) EXPENSE                             (6,347)       5,637      (14,141)        47,732           --         32,881
                                                ---------    ---------    ---------      ---------    ---------      ---------
       INCOME (LOSS) BEFORE TAXES                   3,791      (15,014)      27,828        (34,289)          --        (17,684)

TAX  PROVISION (BENEFIT)                               --          412           --         (4,640)          --         (4,228)
MINORITY INTEREST                                      --           --           --            568           --            568
                                                ---------    ---------    ---------      ---------    ---------      ---------

        NET INCOME (LOSS) BEFORE
             CUMULATIVE EFFECT OF CHANGE IN         3,791      (15,426)      27,828        (30,217)          --        (14,024)
             ACCOUNTING PRINCIPLE

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                            (182)          --           --             --           --           (182)
                                                ---------    ---------    ---------      ---------    ---------      ---------

        NET INCOME (LOSS)                       $   3,609    $ (15,426)   $  27,828      $ (30,217)   $      --      $ (14,206)
                                                =========    =========    =========      =========    =========      =========


CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2001
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)



                                                            OTHER     GUARANTOR     NONGUARANTOR                   CONSOLIDATED
                                              VENTURE      ISSUERS   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS        TOTAL
                                             ---------    ---------  ------------   ------------   ------------        -----
NET SALES                                    $      --    $ 116,104    $  32,926      $ 332,700      $    (846)     $ 480,884
COST OF PRODUCT SOLD                                --       89,108       32,871        298,141           (846)       419,274
                                             ---------    ---------    ---------      ---------      ---------      ---------
     GROSS PROFIT                                   --       26,996           55         34,559             --         61,610

SELLING, GENERAL & ADMINISTRATIVE
  EXPENSE                                           --       13,051          464         19,061             --         32,576
PAYMENTS TO BENEFICIARY IN LIEU OF
   TAXES                                            --        1,400           --             --             --          1,400
                                             ---------    ---------    ---------      ---------      ---------      ---------
      (LOSS) INCOME FROM OPERATIONS                 --       12,545         (409)        15,498             --         27,634

INTEREST EXPENSE (INCOME)                       22,146           (6)          --          1,927             --         24,067
INTERCOMPANY INTEREST ALLOCATION               (20,861)      12,527       (6,558)        14,892             --             --
OTHER (INCOME) EXPENSE                          (1,500)       2,780       (5,537)        16,090             --         11,833
                                             ---------    ---------    ---------      ---------      ---------      ---------
       INCOME (LOSS) BEFORE TAXES                  215       (2,756)      11,686        (17,411)            --         (8,266)

TAX  PROVISION (BENEFIT)                            --          988           --           (542)            --            446
MINORITY INTEREST                                   --           --           --            219             --            219
                                             ---------    ---------    ---------      ---------      ---------      ---------

        NET INCOME (LOSS) BEFORE
              CUMULATIVE EFFECT OF CHANGE
              IN ACCOUNTING PRINCIPLE              215       (3,744)      11,686        (17,088)            --         (8,931)

CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE                          --           --           --             --             --             --
                                             ---------    ---------    ---------      ---------      ---------      ---------

        NET INCOME (LOSS)                    $     215    $  (3,744)   $  11,686      $ (17,088)     $      --      $  (8,931)
                                             =========    =========    =========      =========      =========      =========

CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)



                                                      OTHER       GUARANTOR    NONGUARANTOR                 CONSOLIDATED
                                       VENTURE       ISSUERS     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS      TOTAL
                                      ---------      ---------   ------------  ------------   ------------      -----
NET SALES                             $      --      $ 353,392    $  82,978      $ 644,012     $(116,676)     $ 963,706
COST OF PRODUCT SOLD                         --        308,230       81,730        558,713      (116,676)       831,997
                                      ---------      ---------    ---------      ---------     ---------      ---------
     GROSS PROFIT                            --         45,162        1,248         85,299            --        131,709

SELLING, GENERAL & ADMINISTRATIVE
  EXPENSE                                    --         27,416           --         46,248            --         73,664
PAYMENTS TO BENEFICIARY IN LIEU OF
   TAXES                                  1,165             --           --             --            --          1,165
                                      ---------      ---------    ---------      ---------     ---------      ---------
     (LOSS) INCOME FROM OPERATIONS       (1,165)        17,746        1,248         39,051            --         56,880

INTEREST EXPENSE                         45,832             --           --          4,583            --         50,415
INTERCOMPANY INTEREST ALLOCATION        (45,832)        45,832      (13,013)        13,013            --             --
OTHER (INCOME) EXPENSE                  (22,115)           583        1,543         18,025            --         (1,964)
                                      ---------      ---------    ---------      ---------     ---------      ---------
       INCOME (LOSS) BEFORE TAXES        20,950        (28,669)      12,718          3,430            --          8,429

TAX (BENEFIT)                                --            (31)          --         (1,784)           --         (1,815)
MINORITY INTEREST                            --             --           --            480            --            480
                                      ---------      ---------    ---------      ---------     ---------      ---------
        NET INCOME (LOSS)             $  20,950      $ (28,638)   $  12,718      $   4,734     $      --      $   9,764
                                      =========      =========    =========      =========     =========      =========



CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)



                                                      OTHER      GUARANTOR      NONGUARANTOR                  CONSOLIDATED
                                       VENTURE       ISSUERS    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                      ---------     ---------   ------------    ------------   ------------   ------------
NET SALES                             $      --     $ 165,325     $  40,502       $ 328,524     $ (51,151)      $ 483,200
COST OF PRODUCT SOLD                         --       144,107        41,097         287,196       (51,151)        421,249
                                      ---------     ---------     ---------       ---------     ---------       ---------
     GROSS PROFIT                            --        21,218          (595)         41,328            --          61,951

SELLING, GENERAL & ADMINISTRATIVE
  EXPENSE                                    --        10,129            --          23,231            --          33,360
PAYMENTS TO BENEFICIARY IN LIEU OF
   TAXES                                    600            --            --              --            --             600
                                      ---------     ---------     ---------       ---------     ---------       ---------
      (LOSS) INCOME FROM OPERATIONS        (600)       11,089          (595)         18,097            --          27,991

INTEREST EXPENSE                         22,759            --                         1,995            --          24,754
INTERCOMPANY INTEREST ALLOCATION        (22,759)       22,759        (6,065)          6,065            --              --
OTHER (INCOME) EXPENSE                   (4,551)          123         1,138           1,541            --          (1,749)
                                      ---------     ---------     ---------       ---------     ---------       ---------
       INCOME (LOSS) BEFORE TAXES         3,951       (11,793)        4,332           8,496            --           4,986

TAX  PROVISION (BENEFIT)                     --         1,595            --          (1,009)           --             586
MINORITY INTEREST                            --            --            --             210            --             210
                                      ---------     ---------     ---------       ---------     ---------       ---------
        NET INCOME (LOSS)             $   3,951     $ (13,388)    $   4,332       $   9,295     $      --       $   4,190
                                      =========     =========     =========       =========     =========       =========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2001
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                                     OTHER     GUARANTOR    NONGUARANTOR                CONSOLIDATED
                                                         VENTURE    ISSUERS   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS     TOTAL
                                                        --------    --------  ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                  $  3,609    $(15,425)   $ 27,828      $(30,218)     $     --      $(14,206)
     Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                     2,556      20,269           2        23,164            --        45,991
         Unrealized (gain) loss on currency exchange      (4,630)      5,051     (16,086)       48,828            --        33,163
         Unrealized (gain) on investments                   (378)         --          --            --                        (378)
         Loss from the disposal of fixed assets               --          29          --           562            --           591
         Change in accounts receivable                        --       8,455          50         7,120            --        15,625
         Change in inventories                                --         668          --        37,437            --        38,105
         Change in prepaid and other current assets           --        (517)       (636)        6,941            --         5,788
         Change in other assets                               --      (1,056)         --         6,223            --         5,167
         Change in accounts payable                           --     (13,345)     (1,209)       (3,832)           --       (18,386)
         Change in accrued expenses                        (2551)        (77)        424       (25,527)           --       (27,731)
         Change in pension liabilities and other              --      (1,101)         --       (13,637)           --       (14,738)
         Change in deferred taxes                             --         312          --       (13,000)           --       (12,688)
                                                         -------     -------     -------       -------       -------       -------
         Net cash provided by (used in) operating         (1,394)      3,263      10,373        44,061            --        56,303
            activities

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                     --     (14,706)         --       (26,308)           --       (41,014)
     Net activity in investments in
         and advances to (from)
         subsidiaries and affiliates                      12,257      14,474     (27,034)          303            --            --
     Proceeds from sale of fixed assets                       --          --          --           139            --           139
                                                        --------    --------    --------      --------      --------      --------
     Net cash provided by (used in)                       12,257        (232)    (27,034)      (25,866)           --       (40,875)
         investing activities

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under revolving credit
        facility                                          (7,744)         --          --         1,428            --        (6,316)
     Principal payments on debt                           (7,749)       (458)         --            --            --        (8,207)
                                                        --------    --------    --------      --------      --------      --------
     Net cash used in financing activities               (15,493)       (458)         --         1,428            --       (14,523)

Effect of exchange rate changes on cash and cash
    equivalents                                            4,630      (5,774)     16,646       (17,348)           --        (1,846)

         NET DECREASE IN CASH                                 --      (3,201)        (15)        2,275            --          (941)

CASH AT BEGINNING OF PERIOD                             $     --    $     --    $     --      $    941      $     --      $    941
                                                        --------    --------    --------      --------      --------      --------
CASH AT END OF PERIOD                                   $     --    $ (3,201)   $    (15)     $  3,216      $     --      $     --
                                                        ========    ========    ========      ========      ========      ========

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)


                                                               OTHER        GUARANTOR   NONGUARANTOR                 CONSOLIDATED
                                                 VENTURE      ISSUERS     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                 -------      -------     ------------  ------------   ------------      -----

       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income (loss)                    $20,950      $(28,638)   $   12,718    $     4,734    $         -    $    9,764
            Adjustments to reconcile net
              income to net cash provided by
              (used  in) operating activities:
                Depreciation and amortization          -        23,272             2         23,738              -        47,012
                Unrealized (gain) loss on
                  currency exchange                    -        23,926         2,348         20,468              -        46,742
                Unrealized gain on investments    (3,511)            -             -              -              -        (3,511)
                Loss from the disposal of
                  fixed assets                         -             -             -             22              -            22
                Change in accounts receivable          -       (15,918)           13        (24,950)             -       (40,855)
                Change in inventories                  -        (5,621)            -           (524)             -        (6,145)
                Change in prepaid and other
                  current assets                       -        (9,197)         (310)         6,471              -        (3,036)
                Change in other assets                 -        (2,349)            -         23,085              -        20,736
                Change in accounts payable             -          (941)          369         14,166              -        13,594
                Change in accrued expenses           251        (5,995)          780         16,057              -        11,093
                Change in pension  liabilities
                  and other                            -           (11)            -         (2,839)             -        (2,850)
                Change in deferred taxes               -           (31)            -         (9,522)             -        (9,553)
                                                 -------     ---------    ----------    -----------    -----------    ----------
                Net cash provided by (used
                  in) operating activities        17,690       (21,503)       15,920         70,906              -        83,013


       CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                       -       (13,334)            -        (28,105)             -       (41,439)
            Net activity in investments in
              and advances to (from)               8,321        35,395       (13,572)       (30,144)             -             -
              subsidiaries and affiliates
            Proceeds from sale of fixed assets         -             -             -            172              -           172
                                                 -------     ---------    ----------    -----------    -----------    ----------
            Net cash provided by (used  in)
              investing activities                 8,321        22,061       (13,572)       (58,077)             -       (41,267)

       CASH FLOWS FROM FINANCING ACTIVITIES:
            Net borrowings  (repayments) under
            revolving credit
               facility                           37,000             -             -              -              -        37,000
            Principal payments on debt           (63,011)            -             -        (8,959)              -       (71,970)
                                                 -------     ---------    ----------    -----------    -----------    ----------
            Net cash used in financing
            activities                           (26,011)            -             -        (8,959)              -       (34,970)

       Effect of exchange rate changes on
            cash and cash equivalents                  -          (584)       (2,348)       (6,089)              -        (9,021)

                NET DECREASE IN CASH                   -           (26)            -        (2,219)              -        (2,245)

       CASH AT BEGINNING OF PERIOD               $     -     $      26    $        -    $     7,366    $         -    $    7,392
                                                 =======     =========    ==========    ===========    ===========    ==========
       CASH AT END OF PERIOD                     $     -     $       -    $        -    $     5,147    $         -    $    5,147
                                                 =======     =========    ==========    ===========    ===========    ==========


       -------------------------------------------------------------------------

       1999 NOTES:

       The following condensed consolidating financial information presents:

       (1) Condensed consolidating financial statements as of June 30, 2001, December 31, 2000 and for the three and six month periods ended June 30, 2001 and June 30, 2000, of (a) Venture, the sole issuer of the 1999 Notes, (b) the guarantor subsidiaries, (c) the nonguarantor subsidiaries and (d) the Company on a consolidated basis, and

       (2) Elimination entries necessary to consolidate Venture and the guarantor subsidiaries with the nonguarantor subsidiaries.



CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2001
-------------------------------------------------------------------------------
 (DOLLARS IN THOUSANDS)

                                                         GUARANTOR            NONGUARANTOR                           CONSOLIDATED
                                         VENTURE         SUBSIDIARIES         SUBSIDIARIES       ELIMINATIONS            TOTAL
                                         -------         ------------         ------------       ------------        ------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents            $        -      $  (3,216)          $    3,216           $        -         $        -
    Accounts receivable, net                      -        137,936              139,511                    -            277,447
    Inventories                                   -         67,798              100,718                    -            168,516
    Investments                                (230)             -                1,574                    -              1,344
    Prepaid and other current assets              -          7,133               33,379                    -             40,512
                                         ----------      ---------            ---------           ----------        -----------
             Total current assets              (230)       209,651              278,398                    -            487,819

Property, Plant and Equipment, Net                -        191,309              334,086                    -            525,395
Intangible Assets, Net                            -         51,885               68,320                    -            120,205
Other Assets                                  9,835        108,823               19,560                    -            138,218
Deferred Tax Assets                               -         11,059               51,662                    -             62,721
Net Investment in and advances to (from)
  subsidiaries & affiliates                 899,950       (449,743)            (233,904)            (216,303)                 -
                                         ----------      ---------           ----------           ----------         ----------

Total Assets                             $  909,555      $ 122,984           $  518,122           $ (216,303)        $1,334,358
                                         ==========      =========           ==========           ==========         ==========

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
    Accounts payable                     $        -      $  54,516           $  185,044           $        -         $  239,560
    Accrued interest                         12,744              -                  218                    -             12,962
    Accrued expenses                              -         10,799               84,114                    -             94,913
    Current portion of long term debt        19,369              -                8,418                    -             27,787
                                         ----------      ---------           ----------           ----------         ----------
             Total current liabilities       32,113         65,315              277,794                    -            375,222


Pension Liabilities & Other                       -          4,072               31,950                    -             36,022
Deferred Tax Liabilities                          -         11,701               25,161                    -             36,862
Long Term Debt                              801,234          1,044               32,396                    -            834,674
                                         ----------      ---------           ----------           ----------         ----------
    Total liabilities                       833,347         82,132              367,301                    -          1,282,780

Commitments and Contingencies                     -             --                    -                    -                  -

Member's Equity:
    Member's equity                          76,208         40,852              157,459             (216,303)            58,216
    Accumulated other comprehensive loss
      cumulative translation adjustments          -              -               (6,638)                   -             (6,638)
                                         ----------      ---------           ----------           ----------         ----------


Member's Equity                              76,208         40,852              150,821             (216,303)            51,578
                                         ----------      ---------           ----------           ----------         ----------

Total Liabilities and  Member's Equity   $  909,555      $ 122,984           $  518,122           $ (216,303)        $1,334,358
                                         ==========      =========           ==========           ==========         ==========

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2000
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)

                                                         GUARANTOR         NONGUARANTOR                            CONSOLIDATED
                                         VENTURE        SUBSIDIARIES       SUBSIDIARIES         ELIMINATIONS           TOTAL
                                         -------        ------------       ------------         ------------       ------------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents            $       -        $       -           $     941            $       -          $      941
  Accounts receivable, net                     -          146,426             146,646                    -             293,072
  Inventories                                  -           68,466             138,156                    -             206,622
  Investments                               (609)               -               1,098                    -                 489
  Prepaid and other current assets             -            5,980              40,319                    -              46,299
                                       ---------        ---------           ---------            ---------          ----------
           Total current assets             (609)         220,872             327,160                    -             547,423

Property, Plant and Equipment, Net             -          190,555             362,483                    -             553,038
Intangible Assets, Net                         -           52,566              74,879                    -             127,445
Other Assets                              12,392          113,284              21,581                    -             147,257
Deferred Tax Assets                            -           11,864              39,276                    -              51,140
Net Investment in and advances to
  (from) subsidiaries & affiliates       912,207         (462,303)           (233,601)            (216,303)                  -
                                       ---------        ---------           ---------            ---------          ----------

Total Assets                           $ 923,990        $ 126,838           $ 591,778            $(216,303)         $1,426,303
                                       =========        =========           =========            =========          ==========

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable                     $       -        $  69,069           $ 188,878            $       -          $  257,947
  Accrued interest                        15,294                -                 188                    -              15,482
  Accrued expenses                             -           10,457             109,671                    -             120,128
  Current portion of long term debt       17,908                -               6,497                    -              24,405
                                       ---------        ---------           ---------            ---------          ----------
           Total current liabilities      33,202           79,526             305,234                    -             417,962


Pension Liabilities & Other                    -            5,172              45,587                    -              50,759
Deferred Tax Liabilities                       -           12,191              25,776                    -              37,967
Long Term Debt                           818,189            1,500              32,889                    -             852,578
                                       ---------        ---------           ---------            ---------          ----------
  Total liabilities                      851,391           98,389             409,486                    -           1,359,266

Commitments and Contingencies                  -                -                   -                    -                   -

Member's Equity:
  Member's equity                         72,599           28,449             187,677             (216,303)             72,422
  Accumulated other comprehensive loss-
    cumulative translation adjustments         -                -              (5,385)                   -              (5,385)
                                       ---------        ---------           ---------            ---------          ----------


Member's Equity                           72,599           28,449             182,292             (216,303)             67,037
                                       ---------        ---------           ---------            ---------          ----------

Total Liabilities and  Member's Equity $ 923,990        $ 126,838           $ 591,778            $(216,303)         $1,426,303
                                       =========        =========           =========            =========          ==========

       CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
       FOR THE SIX MONTHS ENDED JUNE 30, 2001
       -------------------------------------------------------------------------
       (DOLLARS IN THOUSANDS)





                                                               GUARANTOR   NONGUARANTOR                CONSOLIDATED
                                                 VENTURE     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS    TOTAL
                                                 -------     ------------  ------------   ------------    -----

       NET SALES                               $       -     $ 278,752     $  689,995    $  (1,809)     $966,938
       COST OF PRODUCT SOLD                            -       234,610        605,898       (1,809)      838,699
                                               ----------    ----------    -----------   ----------    ----------
            GROSS PROFIT                               -        44,142         84,097            -       128,239

       SELLING, GENERAL & ADMINISTRATIVE
         EXPENSE                                       -        24,799         36,019            -        60,818
       PAYMENTS TO BENEFICIARY IN  LIEU OF
         TAXES                                         -         1,400              -            -         1,400
                                               ----------    ----------    -----------   ----------    ----------
             INCOME FROM OPERATIONS                             17,943         48,078            -        66,021

       INTEREST EXPENSE                           46,703            22          4,099            -        50,824
       INTERCOMPANY INTEREST ALLOCATION          (44,147)       13,611         30,536            -             -
       OTHER (INCOME) EXPENSE                     (6,347)       (8,504)        47,732            -        32,881
                                               ----------    ----------    -----------   ----------    ----------
              INCOME (LOSS) BEFORE TAXES           3,791        12,814        (34,289)           -       (17,684)

       TAX PROVISION (BENEFIT)                         -           412         (4,640)           -        (4,228)
       MINORITY INTEREST                               -             -            568            -           568
                                               ----------    ----------    -----------   ----------    ----------
               NET INCOME (LOSS) BEFORE
                 CUMULATIVE EFFECT OF CHANGE
                 IN ACCOUNTING PRINCIPLE           3,791        12,402        (30,217)           -       (14,024)


       CUMULATIVE EFFECT OF CHANGE IN
             ACCOUNTING PRINCIPLE                   (182)            -              -            -          (182)
                                               ----------    ----------    -----------   ----------    ----------

               NET INCOME (LOSS)               $   3,609     $  12,402     $  (30,217)    $      -      $(14,206)
                                               ==========    ==========    ===========   ==========    ==========

       CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
       FOR THE THREE MONTHS ENDED JUNE 30, 2001
       -------------------------------------------------------------------------
       (DOLLARS IN THOUSANDS)

                                                               GUARANTOR   NONGUARANTOR                CONSOLIDATED
                                                 VENTURE     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS    TOTAL
                                                 -------     ------------  ------------   ------------    -----

       NET SALES                               $       -     $ 149,030     $  332,700       $ (846)    $ 480,884
       COST OF PRODUCT SOLD                            -       121,979        298,141         (846)      419,274
                                               ----------    ----------    -----------     --------    ----------
            GROSS PROFIT                               -        27,051         34,559            -        61,610

       SELLING, GENERAL & ADMINISTRATIVE
         EXPENSE                                       -        13,515         19,061            -        32,576
       PAYMENTS TO BENEFICIARY IN LIEU OF
         TAXES                                         -         1,400              -            -         1,400
                                               ----------    ----------    -----------     --------    ----------
             INCOME FROM OPERATIONS                             12,136         15,498            -        27,634

       INTEREST EXPENSE (INCOME)                  22,146            (6)         1,927            -        24,067
       INTERCOMPANY INTEREST ALLOCATION          (20,861)        5,969         14,892            -             -
       OTHER (INCOME) EXPENSE                     (1,500)       (2,757)        16,090            -        11,833
                                               ----------    ----------    -----------     --------    ----------
              INCOME (LOSS) BEFORE TAXES             215         8,930        (17,411)           -        (8,266)

       TAX PROVISION (BENEFIT)                         -           988           (542)           -           446
       MINORITY INTEREST                               -             -            219            -           219
                                               ----------    ----------    -----------     --------    ----------

               NET INCOME (LOSS) BEFORE
                 CUMULATIVE  EFFECT OF CHANGE
                 IN ACCOUNTING PRINCIPLE             215         7,942        (17,088)           -        (8,931)


       CUMULATIVE EFFECT OF CHANGE IN
             ACCOUNTING PRINCIPLE                      -             -              -            -             -
                                               ----------    ----------    -----------     --------    ----------

               NET INCOME (LOSS)               $     215     $   7,942      $ (17,088)      $     -     $ (8,931)
                                               ==========    ==========    ===========     ========    ==========


       CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
       FOR THE SIX MONTHS ENDED JUNE 30, 2000
       -------------------------------------------------------------------------
       (DOLLARS IN THOUSANDS)


                                                             GUARANTOR    NONGUARANTOR                CONSOLIDATED
                                                VENTURE     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS    TOTAL
                                                -------     ------------  ------------   ------------ ------------

       NET SALES                               $       -     $ 436,370     $  644,012     $(116,676)   $ 963,706
       COST OF PRODUCT SOLD                            -       389,960        558,713      (116,676)     831,997
                                               ----------    ----------    -----------    ----------   ----------
            GROSS PROFIT                               -        46,410         85,299            -       131,709

       SELLING, GENERAL & ADMINISTRATIVE
         EXPENSE                                       -        27,416         46,248            -        73,664
       PAYMENTS TO BENEFICIARY IN LIEU OF
         TAXES                                     1,165             -              -            -         1,165
                                               ----------    ----------    -----------     --------    ----------
             (LOSS) INCOME FROM OPERATIONS        (1,165)       18,994         39,051            -        56,880

       INTEREST EXPENSE                           45,832             -          4,583            -        50,415
       INTERCOMPANY INTEREST ALLOCATION          (45,832)       32,819         13,013            -            --
       OTHER (INCOME) EXPENSE                    (22,115)        2,126         18,025            -        (1,964)
                                               ----------    ----------    -----------     --------    ----------
              INCOME (LOSS) BEFORE TAXES          20,950       (15,951)         3,430            -         8,429

       TAX (BENEFIT)                                   -           (31)        (1,784)           -        (1,815)
       MINORITY INTEREST                               -             -            480            -           480
                                               ----------    ----------    -----------     --------    ----------
               NET INCOME (LOSS)               $  20,950     $ (15,920)    $    4,734      $     -     $   9,764
                                               ==========    ==========    ===========     ========    ==========










       CONDENSED CONSOLIDATING STATEMENTS OF INCOME (Unaudited)
       FOR THE THREE MONTHS ENDED JUNE 30, 2000
       -------------------------------------------------------------------------
       (DOLLARS IN THOUSANDS)





                                                               GUARANTOR   NONGUARANTOR                CONSOLIDATED
                                                 VENTURE     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS    TOTAL
                                                 -------     ------------  ------------   ------------ ------------

       NET SALES                               $       -     $ 205,827     $  328,524    $ (51,151)   $  483,200
       COST OF PRODUCT SOLD                            -       185,204        287,196      (51,151)      421,249
                                               ----------    ----------    -----------   ----------   -----------
            GROSS PROFIT                               -        20,623         41,328            -        61,951

       SELLING, GENERAL & ADMINISTRATIVE
         EXPENSE                                       -        10,129         23,231            -        33,360
       PAYMENTS TO BENEFICIARY IN LIEU OF
            TAXES                                    600             -              -            -           600
                                               ----------    ----------    -----------     --------    ----------
             (LOSS) INCOME FROM OPERATIONS          (600)       10,494         18,097            -        27,991

       INTEREST EXPENSE                           22,759             -          1,995            -        24,754
       INTERCOMPANY INTEREST ALLOCATION          (22,759)       16,694          6,065            -            --
       OTHER (INCOME) EXPENSE                     (4,551)        1,261          1,541            -        (1,749)
                                               ----------    ----------    -----------     --------    ----------
              INCOME (LOSS) BEFORE TAXES           3,951        (7,461)         8,496            -         4,986

       TAX PROVISION (BENEFIT)                         -         1,595         (1,009)           -           586
       MINORITY INTEREST                               -             -            210            -           210
                                               ----------    ----------    -----------     --------    ----------
               NET INCOME (LOSS)               $   3,951     $  (9,056)     $   9,295      $     -     $   4,190
                                               ==========    ==========    ===========     ========    ==========


       CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
       FOR THE SIX MONTHS ENDED JUNE 30, 2001
       -------------------------------------------------------------------------
       (DOLLARS IN THOUSANDS)





                                                                       GUARANTOR    NONGUARANTOR                 CONSOLIDATED
                                                           VENTURE    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS     TOTAL
                                                           -------    ------------  ------------   ------------  ------------

       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income (loss)                            $   3,609    $   12,403    $   (30,218)    $        -      $ (14,206)
            Adjustments to reconcile net
             income to net cash provided by (used in)
             operating activities:
                Depreciation and amortization                2,556        20,271         23,164              -         45,991
                Unrealized (gain) loss on
                 currency exchange                          (4,630)      (11,035)        48,828              -         33,163
                Unrealized (gain) on
                 investments                                  (378)            -              -                          (378)
                Loss from  the disposal of
                 fixed assets                                    -            29            562              -            591
                Change in accounts receivable                    -         8,505          7,120              -         15,625
                Change in inventories                            -           668         37,437              -         38,105
                Change in prepaid and other current assets       -        (1,153)         6,941              -          5,788
                Change in other assets                           -        (1,056)         6,223              -          5,167
                Change in accounts payable                       -       (14,554)        (3,832)             -        (18,386)
                Change in accrued expenses                  (2,551)          347        (25,527)             -        (27,731)
                Change in pension liabilities and other          -        (1,101)       (13,637)             -        (14,738)
                Change in deferred taxes                         -           312        (13,000)             -        (12,688)
                Net cash (used in) provided by operating ---------    ----------    -----------     ----------     ----------
                  Activities                                (1,394)       13,636         44,061              -         56,303

       CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                                 -       (14,706)       (26,308)             -        (41,014)
            Net activity in investments in and
              advances to (from)
              Subsidiaries and affiliates                   12,257       (12,560)           303              -              -

            Proceeds from sale of fixed assets                   -             -            139              -            139
            Net cash provided by (used in)               ---------    ----------    -----------     ----------     ----------
              investing activities                          12,257       (27,266)       (25,866)             -        (40,875)

       CASH FLOWS FROM FINANCING ACTIVITIES:
            Net (repayments) borrowings under
             revolving credit facility                      (7,744)            -          1,428              -         (6,316)

            Principal payments on debt                      (7,749)         (458)             -              -         (8,207)
            Net cash (used in) provided by               ---------    ----------    -----------     ----------     ----------
              financing activities                         (15,493)         (458)         1,428              -        (14,523)

       Effect of exchange rate changes on cash and cash
              equivalents                                    4,630        10,872        (17,348)             -         (1,846)

                NET (DECREASE) INCREASE IN CASH                  -        (3,216)         2,275              -           (941)

       CASH AT BEGINNING OF PERIOD                       $       -    $        -    $       941     $        -     $      941
                                                         ---------    ----------    -----------     ----------     ----------
       CASH AT END OF PERIOD                             $       -    $   (3,216)   $     3,216     $        -     $        -
                                                         =========    ==========    ===========     ==========     ==========


       CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (Unaudited)
       -------------------------------------------------------------------------
       FOR THE SIX MONTHS ENDED JUNE 30, 2000
       (DOLLARS IN THOUSANDS)


                                                                            GUARANTOR    NONGUARANTOR                 CONSOLIDATED
                                                                VENTURE    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS     TOTAL
                                                                -------    ------------  ------------   ------------  ------------

       CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income (loss)                                   $  20,950     $ (15,920)    $    4,734     $       -     $   9,764
            Adjustments to reconcile net
             income to net cash provided by (used in)
             operating activities:
                Depreciation and amortization                           -        23,274         23,738             -        47,012
                Unrealized (gain)loss on currency exchange              -        26,274         20,468             -        46,742
                Unrealized gain on investments                     (3,511)            -              -             -        (3,511)
                Loss from the disposal of fixed assets                  -             -             22             -            22
                Change in accounts receivable                           -       (15,905)       (24,950)            -       (40,855)
                Change in inventories                                   -        (5,621)          (524)            -        (6,145)
                Change in prepaid and other current assets              -        (9,507)         6,471             -        (3,036)
                Change in other assets                                  -        (2,349)        23,085             -        20,736
                Change in accounts payable                              -          (572)        14,166             -        13,594
                Change in accrued expenses                            251        (5,215)        16,057             -        11,093
                Change in pension liabilities and other                 -           (11)        (2,839)            -        (2,850)
                Change in deferred taxes                                -           (31)        (9,522)            -        (9,553)
                Net cash provided by (used in) operating        ---------     ---------     ----------     ----------    ----------
                    activities                                     17,690        (5,583)        70,906             -        83,013

       CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                          -       (13,334)       (28,105)            -       (41,439)
          Net activity in investments in and advances to (from)
            Subsidiaries and affiliates                             8,321        21,823        (30,144)            -             -

            Proceeds from sale of fixed assets                          -             -            172             -           172
                                                                ---------     ---------     ----------     ----------    ----------
            Net cash provided by (used in) investing activities     8,321         8,489        (58,077)            -       (41,267)


       CASH FLOWS FROM FINANCING ACTIVITIES:
            Net borrowings under revolving credit
              facility                                             37,000             -              -             -        37,000
            Principal payments on debt                            (63,011)            -         (8,959)            -       (71,970)
                                                                ---------     ---------     ----------     ----------    ----------
            Net cash used in financing activities                 (26,011)            -         (8,959)            -       (34,970)

       Effect of exchange rate changes on cash and cash
         equivalents                                                    -        (2,932)        (6,089)            -        (9,021)

                NET DECREASE IN CASH                                    -           (26)        (2,219)            -        (2,245)

       CASH AT BEGINNING OF PERIOD                              $       -     $      26     $    7,366     $       -     $   7,392
                                                                ---------     ---------     ----------     ----------    ----------
       CASH AT END OF PERIOD                                    $       -     $       -     $    5,147     $       -     $   5,147
                                                                =========     =========     ==========     ==========    ==========


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       ------------------------------------------------------------------------

       The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the MD&A included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

       RESULTS OF OPERATIONS (UNAUDITED)

       The following table sets forth, for the periods indicated, the Company's consolidated statements of income expressed as a percentage of net sales. This table and the subsequent discussion should be read in conjunction with the consolidated financial statements and related notes.




                                                                 Three months ended           Six months ended
                                                                      June 30,                    June 30,
                                                                 2001          2000           2001          2000
                                                                 ----          ----           ----          ----

       Net sales                                                100.0 %        100.0 %       100.0 %      100.0 %
       Cost of products sold                                     87.2           87.2          86.7         86.3
                                                              --------     ----------    ----------      -------
       Gross profit                                              12.8           12.8          13.3         13.7
       Selling, general and administrative expense                6.8            6.9           6.3          7.7
       Payments to beneficiary in lieu of taxes                   0.3            0.1           0.1          0.1
                                                              --------     ----------    ----------      -------
       Income from operations                                     5.7            5.8           6.9          5.9
       Interest expense                                           5.0            5.1           5.3          5.2
       Other expense (income)                                     2.4           (0.4)          3.4         (0.2)
                                                              --------     ----------    ----------      -------
       (Loss) Income before taxes                                (1.7)           1.1          (1.8)         0.9
       Tax provision (benefit)                                    0.1            0.1          (0.4)        (0.2)
       Minority interest                                          0.0            0.0           0.1          0.1
                                                              --------     ----------    ----------      -------
       Net (loss) income before cumulative effect of
              change in accounting principle                     (1.8)           1.0          (1.5)         1.0
       Cumulative effect of change in accounting
            principle                                             0.0            0.0           0.0          0.0
                                                              --------     ----------    ----------      -------
       Net (loss) income                                         (1.8)%          1.0 %        (1.5)%        1.0 %
                                                              ========     ==========    ==========      =======




       THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

       NET SALES. Net sales for the second quarter of 2001 decreased $2.3 million, or 0.5%, from the second quarter of 2000. Internationally, sales increased $12.9 million, or 3.9%, due to increased volumes. This increase was negatively impacted by a $22.0 million devaluation of the Euro during the second quarter of 2001 compared to the second quarter of 2000. Domestically, sales decreased $15.2 million, or 9.7%, generally due to the slow down in the retail automotive market creating sales volume decreases.

       GROSS PROFIT. Gross profit for the second quarter of 2001 decreased $0.4 million, or 0.6%, to $61.6 million compared to $62.0 million for the second quarter of 2000. As a percentage of net sales, gross profit was comparable with the second quarter of 2000. Internationally, there was a decrease in gross profit margin to 10.1% from a gross profit margin of 12.5% in the second quarter of 2000. This decrease in gross profit margin is mainly due to an increase in sales of modules with module purchased components which have a lower percentage markup. Domestically, there was an increase in the gross profit margin to 19.2%, from a gross profit margin of 13.5% in the second quarter of 2000. The domestic gross profit margin was higher primarily due to profitability associated with tooling. The Company continues to evaluate loss reserves and in the second quarter of 2001 reduced the reserve for bad debt in the amount of $2.3 million.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the second quarter of 2001 decreased $0.8 million, or 2.4%, to $32.6 million compared to $33.4 million for the second quarter of 2000. As a percentage of net sales, selling, general and administrative expense decreased to 6.8% for the second quarter of 2001 as compared to 6.9% for the second quarter of 2000. The decrease is primarily attributable to the Company's continued focus on reducing and controlling costs.

       INCOME FROM OPERATIONS. As a result of the foregoing, income from operations for the second quarter of 2001 decreased $0.4 million, or 1.3%, to $27.6 million, compared to income from operations of $28.0 million for the second quarter of 2000. As a percentage of net sales, income from operations decreased to 5.7% for the second quarter of 2001 from 5.8% for the second quarter of 2000.

       INTEREST EXPENSE. Second quarter interest expense decreased $0.7 million, or 2.8%, to $24.1 million in 2001 as compared to interest expense of $24.8 million in 2000. The decrease is the result of lower interest rates on variable rate debt. Of the total interest expense for the second quarter of 2001, $1.3 million was a non-cash amortization expense due to the termination of interest rate swaps in 2000.

       OTHER EXPENSE (INCOME). Other expense for the second quarter of 2001 is primarily composed of unrealized currency exchange losses of $12.6 million. Other income for the second quarter of 2000 is primarily composed of $7.0 million unrealized gain from derivative activity and interest income offset by $5.3 million of unrealized currency exchange losses.

       NET (LOSS) INCOME. Due to the foregoing, the Company experienced a net loss for the second quarter of 2001 of $8.9 million compared to net income of $4.2 million for the second quarter of 2000. Excluding the after tax effect of the net unrealized currency exchange losses during the second quarter of 2001, the Company would have had a net loss of $2.7 million.

       SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

       NET SALES. Net sales for the first six months of 2001 increased $3.2 million, or 0.3%, from the first six months of 2000. Internationally, sales increased $55.2 million, or 8.6%, to $696.4 million, due to increased volumes. This increase was negatively impacted by a $25.3 million devaluation of the Euro during the first six months of 2001 compared to the first six months of 2000. Domestically, sales decreased $52.0 million, or 16.1%, generally due to the slow down in the retail automotive market creating sales volume decreases.

       GROSS PROFIT. Gross profit for the first six months of 2001 decreased $3.5 million to $128.2 million compared to $131.7 million for the first six months of 2000. As a percentage of net sales, gross profit was comparable with the prior year. The Company continues to evaluate loss reserves and in the first six months of 2001 reduced the reserve for bad debt in the amount of $2.3 million.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the first six months of 2001 decreased $12.8 million, or 17.4%, to $60.9 million compared to $73.7 million for the first six months of 2000. As a percentage of net sales, selling, general and administrative expense decreased to 6.3% for the first six months of 2001 as compared to 7.7% for the first six months of 2000. The decrease is mainly attributable to the Company's continued focus on reducing and controlling costs.

       INCOME FROM OPERATIONS. As a result of the foregoing, income from operations for the first six months of 2001 increased $9.1 million, or 16.0%, to $66.0 million, compared to $56.9 million for the first six months of 2000. As a percentage of net sales, income from operations increased to 6.9% for the first six months of 2001 compared to 5.9% for the first six months of 2000 mainly due to the reasons mentioned above.

       INTEREST EXPENSE. Interest expense for the first six months of 2001 increased $0.4 million, or 0.8%, to $50.8 million in 2001 as compared to $50.4 million for the first six months of 2000. Of the total interest expense for the first six months of 2001, $2.6 million was a non-cash amortization expense due to the termination of interest rate swaps in 2000. There was no similar non-cash expense during the first six months of 2000.

       OTHER EXPENSE (INCOME). Other expense for the first six months of 2001 is primarily composed of unrealized currency exchange losses of $33.2 million. Other income for the first six months of 2000 is primarily composed of $45.4 million of realized gain from derivative activity and interest income offset by $43.1 million of unrealized currency exchange losses and derivative activity.

       NET (LOSS) INCOME. Due to the foregoing, net loss for the first six months of 2001 was $14.2 million compared to net income of $9.8 million for the first six months of 2000. Excluding the after tax effect of the net unrealized currency exchange losses during the first six months of 2001, the Company would have had net income of $0.1 million.

       LIQUIDITY AND CAPITAL RESOURCES (UNAUDITED)

       The Company's consolidated working capital was $112.6 million at June 30, 2001, compared to $129.5 million at December 31, 2000, a decrease of $16.9 million. The Company's working capital ratio was 1.3x at June 30, 2001 and December 31, 2000. The decrease in working capital is due to a decrease in current assets, primarily accounts receivables, inventories, and prepaid and other current assets slightly offset by decreases in accounts payable and accrued expenses. Net cash provided by operating activities was $56.3 million for the year ended June 30, 2001 compared to $83.0 million for the six months ended June 30, 2000. The decrease in cash provided by operations is largely due to lower results of operations and the absence of realized gains on derivatives.

       Capital expenditures were $41.0 million for the six months ended June 30, 2001 compared to $41.4 million for the same period in 2000. The Company continues to upgrade machinery and equipment and paint lines at all facilities to handle increased sales volumes and general reconditioning of equipment.

       In the ordinary course of business, the Company seeks additional business with existing and new customers. The Company continues to compete for the right to supply new components which could be material to the Company and requires substantial capital investment in machinery, equipment, tooling and facilities. As of the date hereof, however, the Company has no formal commitments with respect to any such material business.

       Net cash used in financing activities was $14.5 million for the six months ended June 30, 2001 compared to net cash used in financing activities of $35.0 million for the same period in 2000. The fluctuation primarily relates to additional payments made in 2000 that were not made in 2001 on the interim term loan.

       The revolving credit facility permits the Company to borrow up to the lesser of a borrowing base computed as a percentage of accounts receivable and inventory, or $175.0 million less the amount of any letters of credit issued against the credit agreement. At June 30, 2001 the Company had $114.1 million outstanding with $60.9 million still available under the revolving credit facility. The credit agreement and documents governing the Company's 9 1/2% senior notes due 2005, 11% senior notes due 2007 and 12% senior subordinated notes due 2009 contain various covenants. As of June 30, 2001, the Company was in compliance with all such covenants.

       The Company believes that its existing cash balances, operating cash flow, borrowings under its bank credit facility and other short term arrangements will be sufficient to fund working capital needs and normal capital expenditures required for the operation of its existing business through the end of 2001. The Company is obligated to issue $125 million of senior subordinated notes prior to March 31, 2002. The Company is exploring its options related to this new debt issuance and the existing bank credit facility due to this obligation. In addition, the Company is currently not hedged on any foreign currency fluctuations and is reviewing options to mitigate its exposure to currency movements.

       INDUSTRY TRENDS

       As a result of lower production volumes for our North American customers in the second quarter of 2001, as compared to the same period in 2000, as well as the weaker retail automotive market in North America, our domestic net sales decreased 9.7% during the second quarter of 2001. In light of the current market conditions, sales to our North American customers for production parts are forecasted to be lower than the levels in 2000, although, we expect some of the lost sales from the first six months to be made up in the third and fourth quarters. In response to these market factors, we continue to reassess staffing levels and other contractual relationships to control and reduce costs. European operations continue to be strong, but there are indications of weakening within the European market. In addition, currency movements may continue to have a significant impact on operations throughout the year.

       NEW ACCOUNTING STANDARDS

       In June 1998, the FASB approved SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Standard was effective in the first quarter of the Company's fiscal year beginning January 1, 2001. The effect to the Company on adopting this standard was to record a cumulative effect of change in accounting principle of $0.2 million and an additional $0.1 million of unrealized loss in the first quarter of 2001 offset by a $0.1 million unrealized gain in the second quarter of 2001.

       In June 2001, the FASB Statement No. 142, "Goodwill and Other Intangible Assets," was approved for issuance. FASB Statement No. 142 establishes new standards for goodwill acquired in business combinations. Once we adopt FASB Statement No. 142 on January 1, 2002, we will no longer amortize goodwill. Instead, we will periodically evaluate goodwill for impairment. We expect to amortize approximately $6.0 million of goodwill in the year 2001.

       * * * * * * *

       The foregoing discussion in MD&A includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 and that are subject to a number of risks and uncertainties. Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; the size and growth of the automobile market or the plastic automobile component market; the ability of the Company to sustain, manage or forecast its growth; the Company successfully remediating Year 2000 issues; the size, timing and mix of purchases of the Company's products; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; dependence upon original equipment manufacturers; liability and other claims asserted against the Company; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; unfavorable currency exchange rates relative to the U.S. dollar; changes in business strategy or development plans; business disruptions; product recalls; warranty costs; the ability to attract and retain qualified personnel; the ability to protect technology; retention of earnings; and control and the level of affiliated transactions.

       ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

       The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. In order to manage the risk arising from these exposures, Venture has entered into a variety of foreign exchange and interest rate financial instruments. A discussion of the Company's accounting policies for derivative financial instruments can be found in the Organization and Summary of Significant Accounting Policies and Financial Instruments footnotes to the financial statements found in Item 8 of the Company's 2000 Annual Report on Form 10-K.

       FOREIGN CURRENCY EXCHANGE RATE RISK. The Company has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. The Company's most significant foreign currency exposures relate to Germany, Spain, France, the United Kingdom, the Czech Republic, Mexico, Brazil and Canada.

       A portion of the Company's assets are based in its foreign operations and are translated into U. S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of member's equity. Accordingly, the Company's consolidated member's equity will fluctuate depending upon the weakening or strengthening of the U. S. dollar against the respective foreign currency. A hypothetical 10% change in foreign currency exchange rates would result in an approximate $26.2 million change in earnings. The model assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate or understate the impact of changing exchange rates on assets, liabilities and earnings denominated in a foreign currency.

       INTEREST RATE RISK. The Company has exposure to interest rate risk on a portion of its debt obligations. A one percent change in interest rates on floating rate debt would result in approximately $1.8 million change in earnings for the six months ended June 30, 2001.


       PART II - OTHER INFORMATION

       ITEM 1.    LEGAL PROCEEDINGS

       In 1998 and 1999, the Michigan Department of Environmental Quality (MDEQ) issued three letters of violation to our Grand Rapids, Michigan facility, alleging violations of certain emission limitations and coating solvent content requirements of the facility's state air use permit. In December of 2000, we filed suit against the MDEQ contesting some of these violations. In 2001, jointly with MDEQ, we have suspended any proceedings under this suit and are presently reviewing and discussing the alleged violations with the hope of resolving this matter without further litigation, as it is possible that some of the violations may be the result of computation and reporting discrepancies. It is possible that the MDEQ may seek administrative penalties in connection with the resolution of these matters. We do not believe that the amount of those penalties, if any, will have a material adverse effect on our operations, or that the resolution of these matters will require material capital expenditures, although there can be no assurance that this will be the case. On April 9, 2001, the U.S. Environmental Protection Agency (EPA) issued a Notice of Violation (NOV) to us regarding air emission for the years 1998 and 2000 for the same facility. Specifically, the NOV states that the Company exceeded certain permit levels for emission of volatile organic compounds for the years noted above. In May of 2001 we met with the EPA to discuss the NOV and are awaiting a request for more information. On July 17, 2001, the MDEQ issued another NOV for the same facility for the year 2001 alleging the same exceedance of certain permit limits. The Company has taken steps to cease any further violations of this same type. At the present time, the Company is unable to quantify or qualify any liability for these alleged EPA or MDEQ violations.

     ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K.

                         (a)      Exhibits.  None

                         (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.









                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 VENTURE HOLDINGS COMPANY LLC, VEMCO, INC.,
                                 VENTURE INDUSTRIES CORPORATION, VENTURE
                                 MOLD & ENGINEERING CORPORATION, VENTURE
                                 LEASING COMPANY, VEMCO LEASING, INC.,
                                 VENTURE HOLDINGS CORPORATION, VENTURE
                                 SERVICE COMPANY, EXPERIENCE MANAGEMENT
                                 LLC, VENTURE EUROPE, INC., AND VENTURE EU
                                 CORPORATION



     Date:  August 14, 2001      /s/ Michael D. Alexander
                                 -----------------------------------
                                 Michael D. Alexander
                                    Chief Financial Officer

                                 Signing on behalf of each registrant and as principal financial officer of each registrant.